Form 10QSB
period 2002-06-30
FOR SALE COM INC
filed 2002-08-19
CIK 1140006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of July 30, 2002, there were 1,957,500 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                                               Forsale.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                December 31, 2001 and June 30, 2002 (unaudited)
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


                                     Forsale.com, Inc.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS
                      AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                                     (UN-AUDITED)

                                                           JUNE 30,     DECEMBER 31,
                                                             2002            2001
                                                         ------------   ------------
ASSETS
     Current assets
Account receivable from shareholder                      $        --    $        67
                                                         ------------   ------------

     Total assets                                        $        --    $        67
                                                         ============   ============



LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                         $     8,891    $     3,137
Loan from shareholder                                            433             --
                                                         ------------   ------------
    Total current liabilities                                  9,324          3,137

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized none issued
Common stock (par value $0.001) 20,000,000 shares
  authorized; 1,957,500 shares issued and outstanding
  at June 30, 2002 and December 31, 2001, respectively         1,958          1,958
Paid in capital                                                4,342          4,342
Deficit accumulated during development stage                 (15,624)        (9,370)
                                                         ------------   ------------

     Total shareholders' equity                               (9,324)        (3,070)
                                                         ------------   ------------

     Total liabilities and shareholders' equity          $        --    $        67
                                                         ============   ============



 The accompanying notes to financial statements are an integral part of this statement




                                          1


                                              Forsale.com, Inc.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
                         CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO JUNE 30, 2002
                                                 (UN-AUDITED)

                                                                                                CUMULATIVE
                                                                                                   FROM
                                                                                                 INCEPTION
                                     FOR THE SIX   FOR THE SIX    FOR THE THREE  FOR THE THREE  SEPTEMBER 1,
                                    MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED     1999 TO
                                    JUNE 30, 2002  JUNE 30, 2001  JUNE 30, 2002  JUNE 30, 2002  JUNE 30, 2002
                                    ------------   ------------   ------------   ------------   ------------

Income                              $        --    $        --    $        --    $        --    $        --

Accounting fees                             660            500            660            500          2,480
Corporate registration fees                 594            405            434            405          2,504
Legal                                     5,000          1,000          5,000          1,000         10,640
                                    ------------   ------------   ------------   ------------   ------------
Total expenses                            6,254          1,905          6,094          1,905         15,624
                                    ------------   ------------   ------------   ------------   ------------

Loss before income taxes                 (6,254)        (1,905)        (6,094)        (1,905)       (15,624)
Income taxes                                 --             --             --             --             --
                                    ------------   ------------   ------------   ------------   ------------
Net loss                            $    (6,254)   $    (1,905)   $    (6,094)   $    (1,905)   $   (15,624)
                                    ============   ============   ============   ============   ============


Net loss per share                  $    (0.003)   $    (0.001)   $    (0.003)   $    (0.001)   $    (0.008)
                                    ============   ============   ============   ============   ============

Weighted average number of common
shares outstanding                    1,957,500      1,957,500      1,957,500      1,957,500      1,957,500
                                    ============   ============   ============   ============   ============

            The accompanying notes to financial statements are an integral part of this statement


                                                      2


                                              Forsale.com, Inc.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND
                         CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO JUNE 30, 2002
                                                 (UN-AUDITED)

                                                                                                 CUMULATIVE
                                                                                                     FROM
                                                             FOR THE SIX       FOR THE SIX        INCEPTION
                                                             MONTHS ENDED      MONTHS ENDED    SEPTEMBER 1, 1999
                                                             JUNE 30, 2002     JUNE 30, 2001   TO JUNE 30, 2002
                                                             ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                $    (6,254)      $    (1,905)      $   (15,624)
     Adjustment to reconcile net (loss) to net
       cash
     Shares issued for legal and filing
       services                                                       --               150             1,050
(Increase) decrease in operating assets-
     accounts receivable                                              67                --                --

Increase (decrease) in operating liabilities-
    accounts payable                                               5,754             1,379             8,891
                                                             ------------      ------------      ------------
Cash flow from operating activities                                 (433)             (376)           (5,683)


CASH PROVIDED FROM FINANCING ACTIVITIES
     Loan from shareholder                                           433                --               433
     Proceeds from sale of stock                                      --                --             5,250
                                                             ------------      ------------      ------------
   Net cash flow from financing activities                           433                --             5,683

Cash flow from all activities                                         --              (376)               --

Cash balance at beginning of period                                   --               376                --
                                                             ------------      ------------      ------------

Cash balance at end of period                                $        --       $        --       $        --
                                                             ============      ============     =============

             The accompanying notes to financial statements are an integral part of this statement


                                                      3


                                Forsale.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
               FROM INCEPTION SEPTEMBER 1, 1999 TO JUNE 30, 2002
                                  (UN-AUDITED)

                                                               COMMON STOCK                   Deficit
                                               -----------------------------------------   accumulated
                                                                            Additional        during
                                                Number of      Par value      Paid-in       development
                                                  shares        $(0.001)      capital          stage
                                               ------------   ------------  ------------   ------------


Common stock issued for cash at par value
September 1, 1999                                  900,000    $       900   $        --    $        --

Common stock issued for legal services at
par value March 10, 2000                           900,000            900

Net loss                                                                                        (1,982)
                                               ------------   ------------  ------------   ------------
Balance at December 31, 1999                     1,800,000          1,800            --         (1,982)

Common stock issued for cash $0.03 per share       152,500            153         4,197

Net loss                                                                                        (3,725)
                                               ------------   ------------  ------------   ------------
Balance at December 31, 2000                     1,952,500          1,953         4,197         (5,707)

Shares issued for filing services of $150
January 1, 2001 valued at $0.03 per share            5,000              5           145

Net loss                                                                                        (3,663)
                                               ------------   ------------  ------------   ------------
Balance at December 31, 2001                     1,957,500          1,958         4,342         (9,370)

Net loss                                                                                        (6,254)
                                               ------------   ------------  ------------   ------------
Balance at June 30, 2002 un-audited
                                                 1,957,500    $     1,958   $     4,342    $   (15,624)
                                               ============   ============  ============   ============


             The accompanying notes to financial statements are an integral part of this statement


                                                      4

                                Forsale.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
        FOR THE PERIOD FROM INCEPTION SEPTEMBER 30, 1999 TO JUNE 30, 2002
                                  (UN-AUDITED)



GENERAL

         Forsale.com, Inc. ("the Company") is a Nevada corporation incorporated September 1, 1999. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no business activity to date.

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (September 1, 1999), sustained losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.


INTERIM FINANCIAL INFORMATION

         The financial statements of the Company as of June 30, 2002 and for the six months and three months ended June 30, 2002 and 2001 and from inception (September 1, 1999) through June 30, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months and three months ended June 30, 2002 and 2001 and from inception (September 1, 1999) through June 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (September 1, 1999) to December 31, 2001.

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

         The loan to shareholder $67 was paid during the quarter and the shareholder made a loan to the Company of $433. The loan bears no interest and is due on demand.

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

Expenses for Six Months Ending June 30, 2002

         Expenses increased by approximately $4,189, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, which was primarily due to costs associated with preparation and filing of the Company's annual report. The Company is considering to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

    99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)   Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Forsale.com, INC.


Date: August 19, 2002                       By /s/ Sahra Partida
      ---------------                         -------------------------------
                                            Sahra Partida, President
                                            and Treasurer (Chief Financial
                                            Officer)