Form 10QSB
period 2002-09-30
FOR SALE COM INC
filed 2002-11-15
CIK 1140006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002.

                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.

                           Commission File No. 0-32696

                                  Forsale.com, Inc.
                                  ----------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 30, 2002, there were 2,215,000 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                                             FORSALE.COM., INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                            December 31, 2001 and September 30, 2002 (unaudited)
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

                                        FORSALE.COM, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS
                      AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                       (UN-AUDITED)

                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
ASSETS
     Current assets
Cash held in trust account                                    $         4    $        --
Account receivable from shareholder                                    --             67
                                                              ------------   ------------
    Total current assets                                                4             67
                                                              ------------   ------------
Intellectual property                                               1,500             --
                                                              ------------   ------------
     Total assets                                             $     1,504    $        67
                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                              $    11,081    $     3,137
Loan from shareholder                                                 657             --
                                                              ------------   ------------
    Total current liabilities                                      11,738          3,137

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized none issued
Common stock (par value $0.001) 20,000,000 shares
  authorized; 1,957,500 shares issued and outstanding
  at September 30, 2002 and December 31, 2001, respectively
                                                                    2,116          1,958
Paid in capital                                                     5,684          4,342
Deficit accumulated during development stage                      (18,034)        (9,370)
                                                              ------------   ------------

     Total shareholders' equity                                   (10,234)        (3,070)
                                                              ------------   ------------

     Total liabilities and shareholders' equity               $     1,504    $        67
                                                              ============   ============

   The accompanying notes to financial statements are an integral part of this statement

                                            1


                                                 FORSALE.COM, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
                      CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO SEPTEMBER 30, 2002
                                                 (UN-AUDITED)

                                    FOR THE NINE   FOR THE NINE   FOR THE THREE     FOR THE      CUMULATIVE
                                    MONTHS ENDED   MONTHS ENDED   MONTHS ENDED    THREE MONTHS     FROM
                                    SEPTEMBER 30,   SEPTEMBER     SEPTEMBER 30,      ENDED       INCEPTION
                                        2002        30, 2001          2002         SEPTEMBER     SEPTEMBER 1,
                                                                                    30, 2001       1999 TO
                                                                                                 SEPTEMBER 30,
                                                                                                    2002
                                    ------------   ------------   ------------    -----------    -----------
Income                              $        --    $        --    $        --    $        --    $        --

Accounting fees                             760            720            100            220          2,580
Corporate registration fees                 904            408            310            408          2,814
Legal                                     7,000            300          2,000            300         12,640
                                    ------------   ------------   ------------    -----------    -----------

Total expenses                            8,664          1,428          2,410            928         18,034
                                    ------------   ------------   ------------    -----------    -----------

Loss before income taxes                 (8,664)        (1,428)        (2,410)          (928)       (18,034)
Income taxes                                 --             --             --             --             --
                                    ------------   ------------   ------------    -----------    -----------
Net loss                            $    (8,664)   $    (1,428)   $    (2,410)   $      (928)   $   (18,034)
                                    ============   ============   ============   ============   ============

Net loss per share                  $    (0.004)   $    (0.000)   $    (0.001)   $    (0.000)   $    (0.009)
                                    ============   ============   ============   ============   ============
Weighted average number of common
shares outstanding                    2,117,593      1,957,500      2,122,778      1,957,500      1,957,500
                                    ============   ============   ============   ============   ============

            The accompanying notes to financial statements are an integral part of this statement

                                                      2


                                         FORSALE.COM, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
              CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO SEPTEMBER 30, 2002
                                        (UN-AUDITED)


                                                                                INCEPTION
                                                 FOR THE NINE   FOR THE NINE   SEPTEMBER 1,
                                                 MONTHS ENDED   MONTHS ENDED    1999 TO
                                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                     2002          2001            2002
                                                 ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                    $    (8,664)   $    (1,428)   $   (18,034)
     Adjustment to reconcile net (loss) to net
       cash
     Shares issued for legal and filing
       services                                           --             --          1,050
(Increase) decrease in operating assets-
     accounts receivable                                  67             --             --

Increase (decrease) in operating liabilities-
    accounts payable                                   7,944          1,052         11,081
                                                 ------------   ------------   ------------
Cash flow from operating activities                     (653)          (376)        (5,903)

CASH PROVIDED FROM FINANCING ACTIVITIES
     Loan from shareholder                               657             --            657
     Proceeds from sale of stock                          --             --          5,250
                                                 ------------   ------------   ------------
   Net cash flow from financing activities               657             --          5,907

Cash flow from all activities                              4           (376)             4

Cash balance at beginning of period                       --            376             --
                                                 ------------   ------------   ------------

Cash balance at end of period                    $         4    $        --    $         4
                                                 ============   ============   ============

Non cash transactions:

100,000 shares issued for intellectual property $     1,500             --    $      1,500
                                                 ------------   ------------   ------------


    The accompanying notes to financial statements are an integral part of this statement

                                             3


                                        FORSALE.COM, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF SHAREHOLDERS' EQUITY
                     FROM INCEPTION SEPTEMBER 1, 1999 TO MARCH 31, 2002
                                        (UN-AUDITED)

                                                   Common Stock                 Deficit
                                       --------------------------------------  accumulated
                                                                  Additional     during
                                        Number of     Par value    Paid-in     development
                                         shares        $(0.001)    capital        stage
                                       -----------   -----------  -----------  -----------
Common stock issued for cash at
par value September 1, 1999               900,000    $      900   $       --   $       --

Common stock issued for legal
services at par value March 10, 2000      900,000           900

Net loss                                                                           (1,982)
                                       -----------   -----------  -----------  -----------
Balance at December 31, 1999            1,800,000         1,800           --       (1,982)

Common stock issued for cash
$0.03 per share                           152,500           153        4,197

Net loss                                                                           (3,725)
                                       -----------   -----------  -----------  -----------
Balance at December 31, 2000            1,952,500         1,953        4,197       (5,707)

Shares issued for filing services
of $150 January 1, 2001 valued at
$0.03 per share                             5,000             5          145

Net loss                                                                           (3,663)
                                       -----------   -----------  -----------  -----------
Balance at December 31, 2001            1,957,500         1,958        4,342       (9,370)

July 1,2002 the Company approved
a two for one share split               1,957,500         1,958       (1,958)

Two shareholders had 900,000
shares each cancelled immediately
following the two for one share
split                                  (1,800,000)       (1,800)       1,800

Company issued shares for
intellectual property at
$0.015 per share                          100,000           100        1,400

Net loss                                                                           (8,664)
                                       -----------   -----------  -----------  -----------
Balance at September 30,
2002 un-audited                         2,215,000    $    2,216   $    5,584   $  (18,034)
                                       ===========   ===========  ===========  ===========

   The accompanying notes to financial statements are an integral part of this statement

                                             4

                                   FORSALE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
     FOR THE PERIOD FROM INCEPTION SEPTEMBER 30, 1999 TO SEPTEMBER 30, 2002
                                  (UN-AUDITED)

GENERAL

         Forsale.com, Inc. ("the Company") is a Nevada corporation incorporated September 1, 1999. The Company is in the development stage and its intent was to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has acquired some rights in exclusive newsletter computer software and developed a business plan but had no business activity to date.

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

INTERIM FINANCIAL INFORMATION

         The financial statements of the Company as of September 30, 2002 and for the nine months and three months ended September 30, 2002 and 2001 and from inception (September 1, 1999) through September 30, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended September 30, 2002 and 2001 and from inception (September 1, 1999) through September 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (September 1, 1999) to December 31, 2001.

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

         The Company acquired rights in computer software (an intellectual property). The amortization will be over the useful life starting when the Company initiates its use in the business.

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

         The loan from shareholder bears no interest and is due on demand.

EARNINGS PER SHARE

         Earnings per share are computed using the weighted average number of

COMMON STOCK

         On July 1, 2002 the Board of Directors authorized a two for one common stock split. Two of the shareholders agreed to the cancellation of their 900,000 shares each after the split.

         On September 23, 2002 the Company issued 100,000 shares of common stock To acquired rights in exclusive newsletter computer software. The Company valued the acquisition at $0.015 per share the equivalent of the price of the last shares sold for cash.

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

General

         The Company was originally formed to is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity, desiring the perceived advantages of becoming a publicly reporting and publicly held corporation.

         In July, 2002, the Company acquired an exclusive software license for interactive and informative newsletters for 100,000 shares of its common stock. The Company plans to use the software license in its operations, however, it is currently seeking capital to support such operations. No funds have been raise by the Company up to date.

Business Plan

         Based upon our initial interviews and research, the Company believes that there exists a market opportunity for a professionally distributed newsletter service via the internet. Our newsletters are intended to be timely and targeted to specific demographics. We believe that by this type of target marketing our newsletters may be better received than earlier newsletters which were often times considered as "spam" or junk Email when received by the consumer via the internet. How consumers use the internet is constantly changing. Not too many years ago it was believed that by providing services for free and relying on advertising dollars that a company would be able to build a viable and large business. Recent events have shown that this business model is not effective for most of the companies attempting to do business on the net.

         The Company believes that the business model of combining informative and entertaining newsletter to their "targeted" markets on a subscription based business model may allow the Company to grow through a traditional form of revenue based subscription services while also allowing additional forms of revenue through sales of advertising and sales of accompanying "links" to other services or web sites. These links or web sites would have contracted with us so that whenever a subscriber is directly linked to their website, the Company should receive a small transactional fee.

         The Company intends to create a series of newsletters to provide to targeted demographics such as dentists, doctors, business entrepreneurs or other targeted areas that our management believes provides a substantial market. Then, through the use of our exclusive and proprietary software, we plan to provide additional services that oftentimes are not available to traditional subscribers to newsletters. Our software allows the user to link to new and relevant web pages that will provide additional revenue for our Company and due to our software we can effectively track and monitor such activities.

         It is also envisioned that our Company may derive additional revenues through the use of our ever-increasing database. As our subscriber base grows this allows additional opportunities for us to "cross market" additional products and services to our clients. We would only provide products and services that are consistent with our commitment to quality.

         The Company needs to raise the funds from private investors to implement its business plan. No funds have been received by the Company as of this date.

Employees

         The Company no employees, and the Company does not expect to acquire any equipment or employees until it receives sufficient funds to execute its business plan and develop its own operating business. The Company's officers have been devoting their time to the Company on as needed basis.

Expenses for Nine Months Ending September 30, 2002

         Expenses increased by approximately $5,236, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, which was primarily due to costs associated with preparation and filing of the Company's reports under the Exchange Act of 1934. The Company is considering to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the disclosure controls and procedure based on their evaluation of such controls and procedures.

         (b) Changes in internal controls.  None.

         (c) Asset-Backed Issuers.  Not applicable.

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
       none

    (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FORSALE.COM, INC.

Date: November 12, 2002                       By /s/ Chris Rohde
      ---------------                         -------------------------------
                                            Chris Rohde, President
                                            and Treasurer (Chief Financial
                                            Officer)

Date: November 12, 2002                       By /s/ Sahra Partida
      ---------------                         -------------------------------
                                            Sahra Partida, President
                                            and Treasurer (Chief Financial
                                            Officer)

                            CERTIFICATION


I, Chris Rohde, President and I,Sahra Partida, Treasurer/Chief Financial Officer, certify that:

1. We have reviewed this quarterly report on Form 10-QSB of Amaru
Inc. (the "registrant");

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


11/12/02                                   /s/ Chris Rohde
---------------                            -------------------------------------
Date                                       President and Chief Executive Officer

11/12/02                                   /s/ Sahra Partida
---------------                            -------------------------------------
Date                                       Principal Financial Officer